Form 10-K
period 2006-12-31
Long Beach Acceptance Auto Receivables Trust 2006-B
filed 2007-03-30
CIK 1375721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM -10K

(MARK ONE)

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                   For the fiscal year ended December 31, 2006

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

             Commission file number of issuing entity 333-122851-04

            LONG BEACH ACCEPTANCE CORP. AUTO RECEIVABLES TRUST 2006-B
            ---------------------------------------------------------
           (Exact Name of issuing entity as specified in its charter)

                 Commission file number of Depositor 333-132202

                     LONG BEACH ACCEPTANCE RECEIVABLES CORP.
                     ---------------------------------------
              (Exact name of depositor as specified in it charter)

                  Commission file number of sponsor 333-122851

                           LONG BEACH ACCEPTANCE CORP.
                           ---------------------------
(as Sponsor, Servicer and Custodian under the Sale and Servicing Agreement dated
 September 1, 2006, relating to the Long Beach Acceptance Auto Receivables Trust
                            2006-B Asset Back Notes)
               (Exact name of sponsor as specified in it charter)

--------------------------------------------------------------------------------
                Delaware                                33-0660404
--------------------------------------------------------------------------------
      (State of Other Jurisdiction
           of Incorporation)               (I.R.S. Employer Identification No.)
--------------------------------------------------------------------------------
         One Mack Centre Drive                            07652
          Paramus, New Jersey                           (Zip Code)
(Address of Principal Executive Offices)
--------------------------------------------------------------------------------

Registrant's telephone number, including area code (201) 262-5222

                                    No Change
--------------------------------------------------------------------------------
          (Former name of former address, if changed since last report)

Securities Registered Pursuant to Section 12 (b) of the Securities Exchange Act
of 1934: None

Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act
of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes          [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes          [x] No

Indicate by check mark whether the Registrant (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

[x] Yes          [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer [ ]   Accelerated filer [ ]   Non-Accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act.)

[ ] Yes          [x] No

The aggregate market value of the voting stock held by non-affiliates of the
Registrant. Not Applicable

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J
TO FORM 10-K:

ITEM 1.     Business
ITEM 1A:    Risk Factors
ITEM 2.     Properties
ITEM 3.     Legal Proceedings
ITEM 4.     Submission of Matters to a Vote of Security Holders

ITEM 1B.    UNRESOLVED STAFF COMMENTS
       Not Applicable

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTIONS J TO
FORM 10-K

ITEM 1112 (B) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL
INFORMATION)

      The pool assets held by Long Beach Acceptance Corp. Auto Receivables Trust
2006-B do not include any significant obligors.

ITEM 1114(B) (2) OF REGULATION AB: CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT
FOR CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION)

      Based on the standards set forth in Item 1114(b) (2) of Regulation AB, no information is required in response to this item.

ITEM 1115(B) OF REGULATION AB: CERTAIN DERVATIVES INSTRUMENTS (FINANCIAL
INFORMATION)

      Based on the standards set forth in Item 111(5b) of Regulation AB, no information is required in response to this item.

ITEM 1117 OF REGULATION AB: LEGAL PROCEEDINGS

Industry Developments

      On September 22, 2005, the California Military Families Financial Relief
Act was passed and became effective. The bill revised the law to provide protection beyond that provided by the Servicemembers Civil Relief Act to
California national guard members called up to active service on or after
January 1, 2006 in the Iraq and Afghanistan conflicts. Those eligible under the revised law must be permitted to defer payments under their contracts if the contracts were entered into prior to active duty. No deferment charge may be assessed and no finance charge may accrue during the deferment period. In addition to California, other states have enacted or proposed legislation dealing with servicemembers.

      The revised California law along with other state statutes could result in shortfalls in interest, delays in the receipt of principal and could affect the ability of the servicer to foreclose on a defaulted contract in a timely fashion.

      The United States continues to be involved in military action in Iraq and
Afghanistan. Reservists who were activated for duty in Iraq or Afghanistan may continue to serve, and new reservists may be called to active duty, to secure
Iraq or Afghanistan so that reconstruction can take place. To the extent that any member of the military or reservist is an obligor under a contract, the provisions of the Servicemembers Civil Relief Act, the California Military
Families Financial Relief Act or similar state laws may apply.

Litigation

      Long Beach Acceptance Corp. was named as a defendant in a suit filed on
January 11, 2001 in California Superior Court, Alameda County. The plaintiff alleged, as a private attorney general acting on behalf of the general public, that Long Beach Acceptance Corp. violated certain consumer protection laws by providing to consumers notices of repossession and sale of their repossessed vehicles which did not comply with the strict requirements of those laws. The
Long Beach Acceptance Corp. and the plaintiff agreed to a settlement whereby the
Long Beach Acceptance Corp. agreed, among other things, to the entry of an injunction which prohibits the Long Beach Acceptance Corp. from certain collection activities on certain accounts. Pursuant to the injunction, the Long
Beach Acceptance Corp. (i) was required to comply, and has complied, with the
California Rees-Levering Act relating to post-repossession notices and include the required disclosures in such notices; (ii) was required to set aside, and has set aside, any default and/or was required to vacate, and has vacated, any judgment obtained after January 11, 2001 in any action filed by the Long Beach
Acceptance Corp. to collect any deficiency balance owed by any California obligor who was sent a post-repossession notice at any time after January 11,
1997 that failed to contain the required

disclosures, whose vehicle was repossessed (including a voluntary surrender) and who owed a deficiency balance following repossession and disposition of his or her vehicle; (iii) was required not to collect, and has not collected, any amount owed by any California obligor who purchased a vehicle, who was sent a post-repossession notice at any time after January 11, 1997 that failed to contain the required disclosures, whose vehicle was repossessed (including a voluntary surrender) and who owed a deficiency balance following repossession
(i.e. the Long Beach Acceptance Corp. must immediately cease and not resume any such collection efforts); and (iv) was required to provide, and has provided, restitution to the 34 account holders in accordance with the terms of the settlement agreement. The Long Beach Acceptance Corp.'s management does not believe that such injunction has had or will have a material adverse effect on the Long Beach Acceptance Corp., its business or the contracts.

      The Long Beach Acceptance Corp. was named as a defendant in a suit in U.S.
District Court, Western District of Missouri.

      In May 2003 Long Beach Acceptance Corp. repossessed the plaintiff's vehicle as a result of her failure to make payments. The vehicle was sold in
July 2003. In January 2004 the Long Beach Acceptance Corp. filed a complaint against the plaintiff for the deficiency balance. The plaintiff filed an answer denying the allegations and a counterclaim in which no claims were made against the Long Beach Acceptance Corp... The Long Beach Acceptance Corp.'s motion for summary judgment was denied based on the plaintiff's claim that the post-repossession notice the Long Beach Acceptance Corp. had sent to the plaintiff was defective due to language requiring the plaintiff to provide evidence of proper insurance on the vehicle. After the Long Beach Acceptance
Corp.'s motion was denied, the plaintiff filed her own motion for summary judgment based on the same argument. The Long Beach Acceptance Corp. dismissed its complaint without prejudice, and the plaintiff's summary judgment motion was never ruled upon. Thereafter, the court ordered the Long Beach Acceptance Corp.
to pay the plaintiff's attorney's fee, but subsequently vacated its order.

      On December 28, 2004 the plaintiff filed a complaint in Missouri state court (Jackson County Circuit Court) against the Long Beach Acceptance Corp. on behalf of herself and all other Missouri residents similarly situated. In the complaint the plaintiff claims that the Long Beach Acceptance Corp.'s post-repossession notice violates the Uniform Commercial Code because the notice requires a customer to provide proof of insurance in order to redeem the vehicle. The plaintiff is seeking statutory damages, costs and attorney's fees.
The summons, complaint and discovery demands were served upon the Long Beach
Acceptance Corp. on January 19, 2005.

      The Circuit Court ordered mandatory mediation. On February 11, 2005 the
Long Beach Acceptance Corp. filed a notice of removal, which removed the case from the Jackson County Circuit Court to the United States District Court. On
February 18, 2005 the plaintiff filed a motion to remand the case back to
Jackson County Circuit Court. On March 7, 2005 the Long Beach Acceptance Corp.
filed a response in opposition to the plaintiff's motion to remand.

      On February 24, 2005 the Long Beach Acceptance Corp. filed a motion to dismiss. On March 11, 2005 the plaintiff filed a response in opposition to the
Long Beach Acceptance Corp.'s motion, and on March 24, 2005 the Long Beach
Acceptance Corp. filed a response to the plaintiff's opposition.

      On June 23, 2005 the federal court granted the plaintiff's motion and remanded the case back to the Jackson County Circuit Court.

      At a docket call on January 3, 2007, the plaintiff and the Long Beach
Acceptance Corp. agreed for the court to grant the Long Beach Acceptance Corp.'s motion to dismiss so that the plaintiff could appeal the legality of the Long
Beach Acceptance Corp.'s repossession notice. The order of dismissal was granted on January 23, 2007 and the plaintiff filed a notice of appeal on March 1, 2007.
The Long Beach Acceptance Corp. has been advised that, since the plaintiff filed a notice of appeal on March 1 and since there is no transcript to file, the plaintiff is required to file the record on appeal no later than April 2, 2007
(30 days after notice was filed). The plaintiff's appellant's brief is due 60 days after the filing of the record

on appeal, and the Long Beach Acceptance Corp.'s respondent's brief is due 30 days after The plaintiff's brief is filed. The plaintiff will then have 15 days to file a reply brief if she chooses to do so. The Long Beach Acceptance Corp.
expects that briefing will be completed by the end of 2007, with oral arguments to be scheduled for a later date.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J
TO FORM 10-K:

ITEM 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters
ITEM 6.     Selected Financial Data
ITEM 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
ITEM 8.     Financial Statements and Supplemental Data
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure
ITEM 9A.    Controls and Procedures

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J
TO FORM 10-K:

ITEM 10.    Directors and Officers of the Registrant
ITEM 11.    Executive Compensation
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management
ITEM 13.    Certain Relationships and Related Transactions
ITEM 14.    Principal Accounting Fees and Services

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTIONS J TO
FORM 10-K

ITEM 1119 OF REGULATION AB: AFFILIATES AND CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS.

      Information required by 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119

ITEM 1122 OF REGULATION AB: COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

      (a) Item 1122 Reports Long Beach Acceptance Corp. and Deutsche Bank
National Trust Company and Deutsche Bank Trust Company Americas(each a servicing participant) has been identified by the registrant as a party participating in the servicing function with respect to the pool of assets held by Long Beach
Acceptance Corp. Auto Receivables Trust 2006-B. Each of the Servicing
Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a "Report on
Assessment') as of December 31, 2006 and for a period beginning no later than
May 16, 2006 (the date of issuance of Long Beach Auto Receivables Trust 2006-A transaction subject to the requirements of Regulation AB) through and including
December 31, 2006, which reports on assessment are attached as exhibits to this form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an "Attestation Report") by a registered independent public accounting firm regarding its related Report on Assessment. Each
Attestation report is attached as an exhibit to this Form 10-K

ITEM 1123 OF REGULATION AB: SERVICER COMPLIANCE STATEMENT

      Long Beach Acceptance Corp. has provided a "Compliance Statement" for the period from September 1, 2006 through and including December 31, 2006, which has been signed by an authorized officer of Long Beach Acceptance Corp. The
Compliance Statement of Long Beach Acceptance Corp. is attached as an exhibit to this form 10-K.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

       (a)(1)   Not Applicable

       (a)(2)   Not Applicable

       (a)(3)   Not Applicable

       (b)      Exhibits

--------------------------------------------------------------------------------
Exhibit
Number    Description
--------------------------------------------------------------------------------
4.1       Sale and Servicing Agreement, dated as of September 1, 2006 (included in Exhibit 10.1 to the registrant's Form 8-K, as filed with the
          Securities and Exchange Commission on October 17, 2006, which is incorporated by reference)
--------------------------------------------------------------------------------
4.2       Indenture, dated as of September 1, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange
          Commission on October 17, 2006, which is incorporated by reference)
--------------------------------------------------------------------------------
31.1      Certification of Long Beach Acceptance Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including
          May 16, 2006 through and including December 31, 2006
--------------------------------------------------------------------------------
33.1      Report on Assessment of Compliance with Servicing Criteria for Long
          Beach Acceptance Corp. for the period from and including May 16, 2006 through and including December 31, 2006
--------------------------------------------------------------------------------
33.2      Report on Assessment of Compliance with Servicing Criteria for Deutsch
          Bank National Trust Company and Deutsche Bank Trust Company Americas
          for the twelve months ended December 31, 2006
--------------------------------------------------------------------------------
34.1      Attestation Report of Deloitte and Touche LLP on Assessment of
          Compliance with Servicing Criteria relating to Long Beach Acceptance
          Corp.
--------------------------------------------------------------------------------
34.2      Attestation Report of KPMG LLP on Assessment of Compliance with
          Servicing Criteria relating to Deutsch Bank National Trust Company and
          Deutsche Bank Trust Company Americas
--------------------------------------------------------------------------------
35.1      Servicer Compliance Statement of Long Beach Acceptance Corp. for the
          twelve month period ended December 31, 2006
--------------------------------------------------------------------------------

       (c)      Not Applicable

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LONG BEACH ACCEPTANCE AUTO RECEIVABLES TRUST 2006-B

By: Long Beach Acceptance Corp., as Servicer

/s/ Michael J. Pankey
-----------------------------------
        Michael J. Pankey
        Executive Vice President and
        Chief Financial Officer

Dated: March 29, 2007